Form 10-K/A
period 2006-12-31
ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASL1
filed 2008-05-30
CIK 1362349

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                        Amendment No. 1

The Issuing Entity is filing this Form 10-K/A to replace Exhibits 31, 33(a) and 34(a) to the original Form 10-K filed on April 2, 2007. American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly, "Safeco Financial Institution Solutions, Inc.") ("Assurant Inc.") recently provided the Issuing Entity with a revised report on assessment of compliance with servicing criteria for asset-backed securities and a related attestation. In the original assessment previously provided to the Issuing Entity, Assurant Inc. excluded Item 1122(d)(4)(xii) from the scope of its assessment. Assurant Inc. recently provided the Issuing Entity with a revised assessment of compliance that assesses Assurant Inc.'s compliance with
Item 1122(d)(4)(xii) and identifies material instance of non compliance with this criterion. This material instance of non compliance is noted in this Form 10-K/A under "Additional Disclosure Items Pursuant to General Instruction J." The Issuing Entity has included this revised assessment of compliance under
Exhibit 33(a), the related attestation under Exhibit 34(a) and a revised Rule 13a-14(d)/15d-14(d) Certification under Exhibit 31. This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Commission on April 2, 2007.



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


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            See Item 15.

            Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period of January 1, 2006 through December 31, 2006 and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.

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



    ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASL1
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)


    /s/ Kristen Ann Cronin
    Kristen Ann Cronin, Vice President
    (senior officer in charge of the servicing function of the master servicer)

    Date: May 27, 2008


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

